Form 10-K
period 2015-12-31
GS Mortgage Securities Trust 2015-GC34
filed 2016-03-25
CIK 1652672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-191331-10

Central Index Key Number of the issuing entity: 0001652672

GS Mortgage Securities Trust 2015-GC34

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158

GS Mortgage Securities Corporation II

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502

Goldman Sachs Mortgage Company

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001

Citigroup Global Markets Realty Corp.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001576832

MC-Five Mile Commercial Mortgage Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)

Starwood Mortgage Funding I LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3982901 38-3982902 (I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association

as Certificate Administrator

190 S. LaSalle Street

Chicago, IL

(Address of principal executive offices of the issuing entity)

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/ /	Accelerated filer	/ /

Non-accelerated filer	/x/ (Do not check if a smaller reporting company)	Smaller reporting company	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /x/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 750 Lexington Avenue Mortgage Loan and the DoubleTree Hotel Universal Mortgage Loan, which constituted approximately 9.96% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the 750 Lexington Avenue Mortgage Loan or the DoubleTree Hotel Universal Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 750 Lexington Avenue Mortgage Loan and the DoubleTree Hotel Universal Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Illinois Center Mortgage Loan and the Hammons Hotel Portfolio Mortgage Loan, which constituted approximately 11.8% and 8.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Illinois Center Mortgage Loan and the Hammons Hotel Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Illinois Center Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Hammons Hotel Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2015-GC33 transaction, Commission File Number 333-189017-11 (the “CGCMT 2015-GC33 Transaction”). These loan combinations, including the Illinois Center Mortgage Loan and the Hammons Hotel Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction, is also the primary servicer of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hyatt Place Texas Portfolio Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Hyatt Place Texas Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hyatt Place Texas Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Hyatt Place Texas Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Hyatt Place Texas Portfolio loan combination in the JPMBB Commercial Mortgage Securities Trust 2015-C32 transaction, Commission File Number 333-190246-17 (the “JPMBB 2015-C32 Transaction”). After the closing of the JPMBB 2015-C32 Transaction on October 29, 2015, this loan combination, including the Hyatt Place Texas Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the JPMBB 2015-C32 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the pooling and servicing agreement for the JPMBB 2015-C32 Transaction, is also the primary servicer of this loan combination. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the JPMBB 2015-C32 Transaction. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Illinois Center Mortgage Loan and the Hammons Hotel Portfolio Mortgage Loan and the primary servicer and certificate administrator of the Hyatt Place Texas Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the Hyatt Place Texas Portfolio Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo Bank, National Association is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut off date. The assessment of compliance with applicable servicing criteria and accountants’ attestation report delivered by Wells Fargo Bank, National Association in such capacity is listed in the Exhibit Index.

Berkeley Point Capital LLC is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC pursuant to Item 1123.  Because Berkeley Point Capital LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement and the Hyatt Place Texas Portfolio Mortgage Loan. As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the Illinois Center Mortgage Loan, the Hammons Hotel Portfolio Mortgage Loan and the Hyatt Place Texas Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Citibank, N.A. is the certificate administrator of the Illinois Center Mortgage Loan and the Hammons Hotel Portfolio Mortgage Loan. As a result, Citibank, N.A. is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Citibank, N.A. in the capacities described above are listed in the Exhibit Index.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer (except with respect to those mortgage loans for which Berkeley Point Capital LLC is the primary servicer) of the Pooling and Servicing Agreement, the primary servicer of the Illinois Center Mortgage Loan, the primary servicer of the Hammons Hotel Portfolio Mortgage Loan and the primary servicer of the Hyatt Place Texas Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Illinois Center Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 23, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $9,640,385.00 for the five- month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian, Deutsche Bank Trust Company Americas, as trustee and custodian, Citibank, N.A., as certificate administrator, and Wells Fargo Bank, National Association, as certificate administrator and custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee and Custodian under the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction.

On June 18, 2014, a civil action was filed against Citibank, N.A. (“Citibank”) in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January

2015, the court closed plaintiffs’ original state court action. Citibank’s motion to dismiss the federal complaint was fully briefed as of May 13, 2015. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. That case, involving the three remaining trusts, is pending.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee. This case includes the 24 trusts previously dismissed in the federal action, and one additional trust. The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act. Citibank filed a motion to dismiss this case on February 26, 2016.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank is jointly briefing a motion to dismiss with The Bank of New York Mellon and U.S. Bank, entities that have also been sued by FDIC in their capacity as trustee, and whose cases are all in front of Judge Carter.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties as Certificate Administrator under the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on October 23, 2015 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Illinois Center Mortgage Loan and the Hammons Hotel Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the CGCMT 2015-GC33 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CGCMT 2015-GC33 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hyatt Place Texas Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C32 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2015-C32 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2015-C32 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, U.S. Bank National Association, as Certificate Administrator, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2016 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.4	Co-Lender Agreement, dated as of September 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.5	Co-Lender Agreement, dated as of October 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.6	Co-Lender Agreement, dated as of September 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of October 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of September 14, 2015, by and between Starwood Mortgage Funding II LLC, as Initial Note A-1 Holder, and Starwood Mortgage Funding I LLC, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.6	Primary Servicing Agreement, dated as of October 1, 2015, between Wells Fargo Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Berkeley Point Capital LLC, as Primary Servicer

33.8	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.3)

33.11	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.6)

33.14	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.1)

33.15	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.2)

33.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.3)

33.17	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.4)

33.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.5)

33.19	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.6)

33.20	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (see Exhibit 33.1)

33.21	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan

33.22	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

33.23	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan

33.24	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan

33.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 33.5)

33.26	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 33.6)

33.27	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.28	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.21)

33.29	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.22)

33.30	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.23)

33.31	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.24)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.33	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.1)

33.35	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.21)

33.36	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

33.37	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan

33.38	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.4)

33.39	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.5)

33.40	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Berkeley Point Capital LLC, as Primary Servicer

34.8	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.3)

34.11	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.6)

34.14	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.1)

34.15	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.2)

34.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.3)

34.17	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.4)

34.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.5)

34.19	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.6)

34.20	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (see Exhibit 34.1)

34.21	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan

34.22	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

34.23	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan

34.24	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan

34.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 34.5)

34.26	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 34.6)

34.27	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.28	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.21)

34.29	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.22)

34.30	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.23)

34.31	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.24)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.33	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.1)

34.35	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.21)

34.36	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

34.37	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan

34.38	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.4)

34.39	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.5)

34.40	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Berkeley Point Capital LLC, as Primary Servicer

35.5	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.1)

35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.2)

35.7	U.S. Bank National Association, as Certificate Administrator of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.3)

35.8	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.1)

35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.2)

35.10	U.S. Bank National Association, as Certificate Administrator of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.3)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan

35.12	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan

35.13	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.11)

35.15	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.12)

35.16	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.13)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan

35.18	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan

35.19	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

(b)     The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison
Leah Nivison, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 25, 2016

Exhibit Index

Exhibit No.

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, U.S. Bank National Association, as Certificate Administrator, and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator, and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2016 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.4	Co-Lender Agreement, dated as of September 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.5	Co-Lender Agreement, dated as of October 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.6	Co-Lender Agreement, dated as of September 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of October 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of September 14, 2015, by and between Starwood Mortgage Funding II LLC, as Initial Note A-1 Holder, and Starwood Mortgage Funding I LLC, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.6	Primary Servicing Agreement, dated as of October 1, 2015, between Wells Fargo Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Pentalpha Surveillance LLC, as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Berkeley Point Capital LLC, as Primary Servicer

33.8	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.3)

33.11	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.13	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.6)

33.14	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.1)

33.15	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.2)

33.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.3)

33.17	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.4)

33.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.5)

33.19	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.6)

33.20	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (see Exhibit 33.1)

33.21	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan

33.22	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

33.23	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan

33.24	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan

33.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 33.5)

33.26	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 33.6)

33.27	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.28	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.21)

33.29	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.22)

33.30	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.23)

33.31	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.24)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.33	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.1)

33.35	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.21)

33.36	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

33.37	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan

33.38	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.4)

33.39	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.5)

33.40	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Pentalpha Surveillance LLC, as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Berkeley Point Capital LLC, as Primary Servicer

34.8	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.3)

34.11	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.13	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.6)

34.14	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.1)

34.15	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.2)

34.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.3)

34.17	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.4)

34.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.5)

34.19	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.6)

34.20	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (see Exhibit 34.1)

34.21	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan

34.22	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

34.23	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan

34.24	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan

34.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 34.5)

34.26	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 34.6)

34.27	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.28	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.21)

34.29	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.22)

34.30	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.23)

34.31	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.24)

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.33	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.1)

34.35	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.21)

34.36	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

34.37	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan

34.38	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.4)

34.39	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.5)

34.40	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Berkeley Point Capital LLC, as Primary Servicer

35.5	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.1)

35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.2)

35.7	U.S. Bank National Association, as Certificate Administrator of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.3)

35.8	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.1)

35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.2)

35.10	U.S. Bank National Association, as Certificate Administrator of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.3)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan

35.12	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan

35.13	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.11)

35.15	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.12)

35.16	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.13)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan

35.18	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan

35.19	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

