Form 10-K/A
period 2017-12-31
GS Mortgage Securities Trust 2015-GC34
filed 2018-08-03
CIK 1652672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 26, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Illinois Center Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 23, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,703,452.00 for the twelve-month period ended December 31, 2017.

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

4.2	Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2016 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.4	Co-Lender Agreement, dated as of September 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.5	Co-Lender Agreement, dated as of October 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.6	Co-Lender Agreement, dated as of September 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of October 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of September 14, 2015, by and between Starwood Mortgage Funding II LLC, as Initial Note A-1 Holder, and Starwood Mortgage Funding I LLC, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.6	Primary Servicing Agreement, dated as of October 1, 2015, by and between Wells Fargo Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)
8

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.4	Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.6	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.7	Berkeley Point Capital LLC, as Primary Servicer

33.8	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.11	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.13	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.14	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.15	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.17	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.19	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.20	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.21	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.22	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan (filed as Exhibit 33.22 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.23	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan (filed as Exhibit 33.23 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.24	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)
9

33.26	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.27	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.28	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.29	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.22 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.30	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.23 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.31	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.33	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.34	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.35	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.36	Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.37	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.37 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.38	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.38 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.39	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.40	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

33.41	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.4	Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.6	National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.7	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)
10

34.8	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.10	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.11	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.12	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.13	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.14	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.15	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.16	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.17	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.18	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.19	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.20	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.21	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.22	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan (filed as Exhibit 34.22 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.23	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan (filed as Exhibit 34.23 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.24	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.25	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.26	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.27	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.28	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.29	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.22 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.30	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.23 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.31	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)
11

34.32	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.33	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.34	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.35	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.36	Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.37	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.37 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.38	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.38 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.39	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.40	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

34.41	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.3	U.S. Bank National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.4	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.5	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.6	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.7	U.S. Bank National Association, as Certificate Administrator of the 750 Lexington Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.8	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.9	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.10	U.S. Bank National Association, as Certificate Administrator of the DoubleTree Hotel Universal Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.11	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.12	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)
12

35.13	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.15	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.16	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.18	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 35.18 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

35.19	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan (filed as Exhibit 35.19 to the Original 10-K under Commission File No. 333-191331-10 and incorporated by reference herein)

(b)       The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)       Not Applicable.

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison

Leah Nivison, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: August 3, 2018

14