Form 10-K
period 2018-12-31
GS Mortgage Securities Trust 2015-GC34
filed 2019-03-27
CIK 1652672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark Knight Frank pursuant to Item 1123. Because Berkeley Point Capital LLC d/b/a Newmark Knight Frank is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark Knight Frank under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after July 5, 2018, and the special servicer of the Illinois Center Mortgage Loan, the Hammons Hotel Portfolio Mortgage Loan and the Hyatt Place Texas Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer) and the primary servicer of the Illinois Center Mortgage Loan, the Hammons Hotel Portfolio Mortgage Loan and the Hyatt Place Texas Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Illinois Center Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on October 23, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $23,047,255 for the twelve-month period ended December 31, 2018.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions. Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts. On November 24, 2014, plaintiffs sought leave to withdraw this action. On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court. In January 2015, the court closed plaintiffs’ original state court action. On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017. Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018. Plaintiffs’ filed their reply on November 16, 2018.

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

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York. This action relates to one private-label RMBS trust for which Citibank formerly served as trustee. FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter. On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction. On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order. On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action. He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017. The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018. On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts. However, Citibank denies liability and continues to vigorously defend against these litigations. Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Pentalpha Surveillance LLC, as Operating Advisor, U.S. Bank National Association, as Certificate Administrator and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.2	Pooling and Servicing Agreement, dated as of September 1, 2015, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Operating Advisor, Citibank, N.A., as Certificate Administrator and Deutsche Bank Trust Company Americas, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.3	Pooling and Servicing Agreement, dated as of October 1, 2015, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Senior Trust Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2016 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.4	Co-Lender Agreement, dated as of September 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-3 Holder (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.5	Co-Lender Agreement, dated as of October 1, 2015, by and between Citigroup Global Markets Realty Corp., as Initial Note A-1 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A-2 Holder (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.6	Co-Lender Agreement, dated as of September 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-3 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.7	Co-Lender Agreement, dated as of October 1, 2015, by and between Goldman Sachs Mortgage Company, as Initial Note A-1 Holder, and Goldman Sachs Mortgage Company, as Initial Note A-2 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

4.8	Co-Lender Agreement, dated as of September 14, 2015, by and between Starwood Mortgage Funding II LLC, as Initial Note A-1 Holder, and Starwood Mortgage Funding I LLC, as Initial Note A-2 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and MC-Five Mile Commercial Mortgage Finance LLC (filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.4	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.5	Mortgage Loan Purchase Agreement, dated as of October 1, 2015, between GS Mortgage Securities Corporation II and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

10.6	Primary Servicing Agreement, dated as of October 1, 2015, by and between Wells Fargo Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on October 23, 2015 under Commission File No. 333-191331-10 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 5, 2018

33.3	LNR Partners, LLC, as Special Servicer on and after July 5, 2018

33.4	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.5	Pentalpha Surveillance LLC, as Operating Advisor

33.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7	National Tax Search, LLC, as Servicing Function Participant

33.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.9	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.1)

33.10	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan prior to July 5, 2018 (see Exhibit 33.2)

33.11	LNR Partners, LLC, as Special Servicer of the 750 Lexington Avenue Mortgage Loan on and after July 5, 2018 (see Exhibit 33.3)

33.12	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.4)

33.13	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.5)

33.14	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.6)

33.15	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 33.7)

33.16	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.1)

33.17	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan prior to July 5, 2018 (see Exhibit 33.2)

33.18	LNR Partners, LLC, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan on and after July 5, 2018 (see Exhibit 33.3)

33.19	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.4)

33.20	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.5)

33.21	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.6)

33.22	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 33.7)

33.23	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (see Exhibit 33.1)

33.24	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan (see Exhibit 33.3)

33.25	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan

33.26	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

33.27	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan

33.28	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 33.6)

33.29	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 33.7)

33.30	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.31	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.32	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.25)

33.33	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.26)

33.34	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.27)

33.35	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.36	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.37	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.1)

33.38	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.3)

33.39	Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

33.41	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan

33.42	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.5)

33.43	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.6)

33.44	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 5, 2018

34.3	LNR Partners, LLC, as Special Servicer on and after July 5, 2018

34.4	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.5	Pentalpha Surveillance LLC, as Operating Advisor

34.6	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7	National Tax Search, LLC, as Servicing Function Participant

34.8	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.9	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.1)

34.10	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan prior to July 5, 2018 (see Exhibit 34.2)

34.11	LNR Partners, LLC, as Special Servicer of the 750 Lexington Avenue Mortgage Loan on and after July 5, 2018 (see Exhibit 34.3)

34.12	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.4)

34.13	Pentalpha Surveillance LLC, as Operating Advisor of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.5)

34.14	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.6)

34.15	National Tax Search, LLC, as Servicing Function Participant of the 750 Lexington Avenue Mortgage Loan (see Exhibit 34.7)

34.16	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.1)

34.17	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan prior to July 5, 2018 (see Exhibit 34.2)

34.18	LNR Partners, LLC, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan on and after July 5, 2018 (see Exhibit 34.3)

34.19	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.4)

34.20	Pentalpha Surveillance LLC, as Operating Advisor of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.5)

34.21	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.6)

34.22	National Tax Search, LLC, as Servicing Function Participant of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 34.7)

34.23	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan (see Exhibit 34.1)

34.24	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan (see Exhibit 34.3)

34.25	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Illinois Center Mortgage Loan

34.26	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

34.27	Situs Holdings, LLC, as Operating Advisor of the Illinois Center Mortgage Loan

34.28	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 34.6)

34.29	National Tax Search, LLC, as Servicing Function Participant of the Illinois Center Mortgage Loan (see Exhibit 34.7)

34.30	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.31	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.32	Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.25)

34.33	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.26)

34.34	Situs Holdings, LLC, as Operating Advisor of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.27)

34.35	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.36	National Tax Search, LLC, as Servicing Function Participant of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.37	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.1)

34.38	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.3)

34.39	Wilmington Trust, National Association, as Trustee of the Hyatt Place Texas Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

34.41	Wells Fargo Bank, National Association, as Custodian of the Hyatt Place Texas Portfolio Mortgage Loan

34.42	Pentalpha Surveillance LLC, as Senior Trust Advisor of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.5)

34.43	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.6)

34.44	National Tax Search, LLC, as Servicing Function Participant of the Hyatt Place Texas Portfolio Mortgage Loan (see Exhibit 34.7)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer prior to July 5, 2018

35.3	LNR Partners, LLC, as Special Servicer on and after July 5, 2018

35.4	U.S. Bank National Association, as Certificate Administrator

35.5	Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.6	Wells Fargo Bank, National Association, as Primary Servicer of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.1)

35.7	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 750 Lexington Avenue Mortgage Loan prior to July 5, 2018 (see Exhibit 35.2)

35.8	LNR Partners, LLC, as Special Servicer of the 750 Lexington Avenue Mortgage Loan on and after July 5, 2018 (see Exhibit 35.3)

35.9	U.S. Bank National Association, as Certificate Administrator of the 750 Lexington Avenue Mortgage Loan (see Exhibit 35.4)

35.10	Wells Fargo Bank, National Association, as Primary Servicer of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.1)

35.11	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan prior to July 5, 2018 (see Exhibit 35.2)

35.12	LNR Partners, LLC, as Special Servicer of the DoubleTree Hotel Universal Mortgage Loan on and after July 5, 2018 (see Exhibit 35.3)

35.13	U.S. Bank National Association, as Certificate Administrator of the DoubleTree Hotel Universal Mortgage Loan (see Exhibit 35.4)

35.14	Wells Fargo Bank, National Association, as Primary Servicer of the Illinois Center Mortgage Loan

35.15	LNR Partners, LLC, as Special Servicer of the Illinois Center Mortgage Loan (See Exhibit 35.3)

35.16	Citibank, N.A., as Certificate Administrator of the Illinois Center Mortgage Loan

35.17	Wells Fargo Bank, National Association, as Primary Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.14)

35.18	LNR Partners, LLC, as Special Servicer of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.19	Citibank, N.A., as Certificate Administrator of the Hammons Hotel Portfolio Mortgage Loan (see Exhibit 35.16)

35.20	Wells Fargo Bank, National Association, as Primary Servicer of the Hyatt Place Texas Portfolio Mortgage Loan

35.21	LNR Partners, LLC, as Special Servicer of the Hyatt Place Texas Portfolio Mortgage Loan (See Exhibit 35.3)

35.22	Wells Fargo Bank, National Association, as Certificate Administrator of the Hyatt Place Texas Portfolio Mortgage Loan

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

Date: March 27, 2019